Form 10QSB
period 1995-04-30
FRENCHTEX INC
filed 1995-06-09
CIK 849805

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                                FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                             EXCHANGE OF 1934

               For the quarterly period ended April 30, 1995

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                      Commission file number: 0-17899

                                   FRENCHTEX, INC.
     (Exact name of small Business issuer as specified in this charter)

                     FLORIDA                      65-0007008
    (State or other jurisdiction of   (IRS Employer Identification No.)
     incorporation or organization)

                    8940 S.W. 129th Terrace, Miami, FL  33176
                 (Address of principal executive offices)

Issuer's telephone number, including area code: (305) 255-4300

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES   X      NO

     There were 3,126,000 shares of the registrant's Common Stock, $.01 par value, outstanding as of June 9, 1995

















                              FRENCHTEX, INC.

                                 CONTENTS

PART I - FINANCIAL INFORMATION

   ITEM 1 - FINANCIAL STATEMENTS                              PAGE


        BALANCE SHEET                                           1

        STATEMENTS OF OPERATIONS                                2

        STATEMENTS OF CASH FLOW                                 3

        NOTES TO FINANCIAL STATEMENTS                           4


   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF OPERATIONS                                   5 & 6

PART II - OTHER INFORMATION

   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                    7

SIGNATURES                                                      8

























                                 FRENCHTEX, INC.
                                  BALANCE SHEET
                                 APRIL 30, 1995
                                   (UNAUDITED)


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $      76,656
  Accounts receivable - trade, net of allowance
     for returns and doubtful accounts of $45,000          892,075
  Inventories                                            1,274,069
  Other current assets                                     312,483

     TOTAL CURRENT ASSETS                                2,555,283

PROPERTY AND EQUIPMENT, at cost,
  net of accumulated depreciation of
  $114,646                                                  11,252

OTHER ASSETS                                                13,519

     TOTAL ASSETS                                    $   2,580,054


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Short-term borrowings                              $   1,041,000
  Current maturities of long-term debt                      17,714
  Accounts payable                                         392,892
  Accrued expenses                                          24,266

     TOTAL CURRENT LIABILITIES                           1,475,872

LONG-TERM DEBT                                             232,875


SHAREHOLDERS' EQUITY
  Common stock, $.01 par value;
    10,000,000 shares authorized,
    3,186,000 issued                                        31,860
  Additional paid-in capital                               743,048
  Retained earnings since August 1, 1994, net of
   deficit eliminated of $7,394,411 (Note 2)               246,399
                                                         1,021,307

  Less cost of 60,000 common shares in
    treasury                                               150,000
     TOTAL SHAREHOLDERS' EQUITY                            871,307

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $   2,580,054

                             See Accompanying Notes

                                 FRENCHTEX, INC.
                             STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                              Three Months Ended     Nine Months Ended
                                   April 30,              April 30,
                              1995        1994          1995       1994

NET SALES                   $1,200,112  $1,092,030   $3,509,769  $ 2,522,719

COSTS AND OPERATING EXPENSES
  Cost of sales                893,421     890,587    2,577,559    2,007,997
  Selling, general and
    administrative             239,789     183,119      630,818      496,571
     TOTAL COSTS AND
       OPERATING EXPENSES    1,133,210   1,073,706    3,208,377    2,504,568

     INCOME FROM OPERATIONS     66,902      18,324      301,392       18,151

OTHER INCOME (EXPENSE)
  Interest income                  -           480          756        1,524
  Interest expense             (25,943)     (6,900)     (55,748)     (17,305)

     TOTAL OTHER (EXPENSE)     (25,943)     (6,420)     (54,993)     (15,781)


NET INCOME                  $   40,959  $   11,904   $  246,399   $    2,370


EARNINGS PER COMMON AND COMMON
EQUIVALENT SHARE:
  NET INCOME                $     .013  $      .004   $      .079  $      .001

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING                 3,126,000   3,057,111      3,126,000    3,057,111


                             SEE ACCOMPANYING NOTES

                                 FRENCHTEX, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    NINE MONTHS ENDED
                                                        April 30,
                                                    1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                     $  246,399   $    2,370
  Adjustments to reconcile net income to
    net cash used for operating activities:
      Depreciation and amortization                  13,972       22,466
      Provision for doubtful accounts                15,000       (5,020)
      Gain on the sale of property                     -          (1,406)

  Changes in assets and liabilities:
   (Increase) decrease in assets
      Accounts receivable                          (487,105)    (351,527)
      Inventories                                  (985,145)      47,743
      Vendor deposits for inventory purchases      (162,138)    (124,776)
      Other assets                                   (1,553)      (2,636)
    Increase (decrease) in liabilities
      Accounts payable                              368,571      111,438
      Accrued expenses                              (33,068)      17,305
    Total adjustments                            (1,271,466)    (286,413)

      NET CASH USED FOR OPERATING ACTIVITIES     (1,025,067)    (284,043)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                (3,056)     (13,498)
  Proceeds from sale of property and equip.            -           3,000
  Proceeds from short-term borrowings               575,000       67,000

   NET CASH PROVIDED BY INVESTING ACTIVITIES        571,944       56,502

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in notes payable               (5,811)     256,400
  Dividends paid                                       -         (34,840)
    NET CASH PROVIDED BY (USED FOR)
      FINANCING ACTIVITIES                           (5,811)     221,560


NET DECREASE IN CASH AND CASH EQUIVALENTS          (458,934)      (5,981)

CASH AND CASH EQUIVALENTS, Begining of period       535,590      102,322

CASH AND CASH EQUIVALENTS, End of period         $   76,656   $   96,341

Supplemental Disclosure of Cash Flow Information:

     Cash paid during the year for interest      $   52,555   $     -


                              See Accompanying Page

                              FRENCHTEX, INC.
                       NOTES TO FINANCIAL STATEMENTS
                        FORM 10-QSB APRIL 30, 1995


Note 1 - Basis of Presentation:

The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, consisting of normal recurring adjustments necessary to present fairly the financial condition, the results of operations and the changes in cash flows of the Company for the interim periods.

These financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all of the disclosures normally required by generally accepted accounting principles or those normally made in the Company's annual Form 10-K filing. Users of the financial information for interim periods are encouraged to refer to the footnotes contained in the Annual Report to stockholders for the year ended July 31, 1993.


Note 2 -  Inventories:

Inventories are stated at the lower of cost or market, cost being determined by the first-in, first-out basis.


Note 3 - Long-term Debt

On July 23, 1993, the Company received approval on a loan for the physical loss of inventory and other damages sustained in Hurricane Andrew in the amount of $256,400 from the U.S. Small Business Administration (SBA). The loan bears interest at 4%, is payable in monthly installments of $2,477, including principal and interest, beginning July 1994 and matures in July 2005. It is collateralized by the Company's inventory and fixed assets. The Company received $175,600 in advances prior to the end of the second quarter and $80,800 in February 1994.

ITEM 2.   Management's Discussion and Analysis of Operations.


Product sales in the third quarter ended April 30, 1995 are $1,200,112 as compared to 1,092,030 in the same quarter of the prior year and for the nine month period are $3,509,769 as compared to $2,522,719 in the same period last year. This increase in sales of $108,082 (10%) and $987,050 (39%), respectively, is primarily due to the Company's expanded product line of terry robes and towels resulting in new programs with new and existing customers.

Selling, general and administrative expenses for the third quarter are $239,789 in 1995, as compared to $183,119 in the same quarter of the prior year and for the nine month period are $630,818 in 1995 as compared to $496,571 in the same period of the prior year. The increase in expenses of $56,670 (31%) and $134,247 (27%), respectively, in 1995 is related to the increase in sales volume, resulting in an increase in commissions to independent sales representatives, warehouse supplies and temporary labor. The third quarter increase is also due to the one time advertising allowance to various customers of approximately $12,000 and a nonrecurring expense of $21,000 for payment of an invoice for merchandise that was being disputed by the Company.

Interest expense for the third quarter of 1995 is $25,943 as compared to $6,900 in the same quarter of the prior year and for the nine months period is $55,748 in 1995 as compared to $17,305 in the same period of the prior year. This increase is primarily due to the increase in notes payable to related parties which were funded during and after the second quarter of 1994.

Net income for the third quarter ended April 30, 1995 increased to $40,959 or $.013 per share from a net income of $11,904 or $.004 per share in the same quarter of the prior year. Net income for the nine month period increased to $246,399 or $.079 per share from a net income of $2,370 or ($.001) per share.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



FINANCIAL CONDITION


Net cash used in operations for the nine months period ended April 30, 1995 was $1,025,067 as compared to $284,615 in the same period in 1994. The increase is primarily due to increase in inventory of $985,145 as compared to a decrease of $47,743 in the same period of the prior year. The cash used in operations was offset by an increase in short-term borrowing from related parties of $575,000 during the first nine months of 1995.

PART II     -     OTHER INFORMATION

ITEM 6 :  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits: None

   (b)  Reports on Form 8-K:   None

                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 FRENCHTEX, INC.
                                                  (Registrant)



    JUNE 9, 1995                       By: Don M. Waters
Date                                       Don M. Waters, President
                                           Chief Executive Officer