Form 10QSB/A
period 1995-04-30
FRENCHTEX INC
filed 1995-07-21
CIK 849805

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549


                                FORM 10-QSB/A

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

















                              FRENCHTEX, INC.

                                 CONTENTS



                                                              PAGE

EXHIBIT - 27                                                    1

SIGNATURES                                                      2































                                 SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 FRENCHTEX, INC.
                                                  (Registrant)



    JULY 18, 1995                       By: Don M. Waters

Date                                       Don M. Waters, President
                                           Chief Executive Officer